Form 10-Q
period 2016-09-30
MON SPACE NET INC.
filed 2016-10-20
CIK 1670538

As filed with the Securities and Exchange Commission on October 20, 2016

Registration No. 333-210519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-210519

MON SPACE NET INC.

(Exact name of registrant as specified in its Charter)

Nevada	7370	81-2629386
(State or other jurisdiction	(Primary Standard Industrial	(I.R.S. Employer
of incorporation or organization)	Classification Code Number)	Identification Number)

100.3.041, 129 Offices,

Block J, Jaya One,

No. 72A, Jalan Universiti,

Section 13, 46200

Petaling Jaya, Malaysia

+60322820888

(Address, including zip code, and telephone number,

Including area code, of registrant’s principal executive offices)

VCorp Services, LLC

c/o Mon Space Net Inc.

1645 Village Center Circle, Suite 170

Las Vegas, Nevada 89134

(707) 525-9900

(Name, address, including zip code, and telephone number,

Including area code, of agent for service)

Approximate date of commencement of proposed sale to the public: from time to time after this registration statement becomes effective.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 213,330,000 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of October 20, 2016.

Mon Space Net Inc.

Quarterly Report on Form 10-Q

For the period ended September 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The following unaudited interim financial statements of Mon Space Net Inc. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

2

Mon Space Net Inc.

MON SPACE NET INC.

BALANCE SHEETS

As of September 30, 2016 and December 31, 2015

(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$409,767	$-
TOTAL ASSETS	$409,767	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable & accrued liabilities	$2,625	$-
Loan payable - related party	201,476	-
TOTAL LIABILITIES	204,101	-

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, authorized: 500,000,000 shares issued and outstanding: 213,330,000 and 5,000,000 shares, respectively	213,330	5,000
Additional paid-in capital	18,592	-
Accumulated deficit	(26,256)	(5,000)
Total stockholders’ equity	205,666	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$409,767	$-

The accompanying notes are an integral part of these financial statements.

F-1

MON SPACE NET INC.

STATEMENT OF OPERATIONS

For the Three and Nine Months Ended September 30, 2016

(unaudited)

	Three Months ended September 30, 2016	Nine Months ended September 30, 2016
OPERATING EXPENSES
General and administrative	$3,039	$21,256
TOTAL OPERATING EXPENSES	3,039	21,256

NET LOSS	$3,039	$21,256

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	213,330,000	173,032,591

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F-2

MON SPACE NET INC.

STATEMENT OF CASH FLOWS

For the Nine Months ended September 30, 2016

(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,256)
Changes in operating assets and liabilities:
Accounts payable	2,625
CASH USED IN OPERATING ACTIVITIES	(18,631)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	18,592
Loan from related party	201,476
Proceeds from sale of common stock	208,330
CASH PROVIDED BY FINANCING ACTIVITIES	428,398

NET CHANGE IN CASH AND CASH EQUIVALENTS	409,767
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	-

CASH AND CASH EQUIVALENTS – END OF PERIOD	$409,767

SUPPLEMENTAL CASH FLOWS DEISCLOSURE:
Cash paid for interest	$-
Cash paid for income tax	$-

The accompanying notes are an integral part of these financial statements.

F-3

MON SPACE NET INC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Mon Space Net Inc (the “Company”) was incorporated in the State of Nevada on December 31, 2015. The Company plans to offer an online marketplace to sell products and services using a business to business to consumer model. The Company’s operations to date have been limited to the issuances of 5,000,000 common shares to its founders on December 31, 2015.

Basis of Presentation

The financial statements and accompanying notes to financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") in all material respects.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions. The Company has $409,767 cash and cash equivalents as of September 30, 2016.

Stock-based Compensation

The Company estimates the fair value of each stock-based compensation award at the grant date by using Black-Scholes Option Pricing Model. The fair value determined represents the cost of the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As stock-based compensation expense is recognized based on awards ultimately expected to vest. Excess tax benefits, if any, are recognized as additional paid in capital.

Income Taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

F-4

MON SPACE NET INC

NOTES TO FINANCIAL STATEMENTS

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the entity. As of September 30, 2016, there are no outstanding dilutive securities.

Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

The Company has not yet generated any revenue since inception to date and has no operating income or losses during the nine months ended September 30, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. However, the Company currently has no commitments from any third parties for the purchase of its equity. If the Company is unable to acquire additional working capital, it will be required to significantly reduce its current level of operations.

NOTE 3 – EQUITY

The Company is authorized to issue 500,000,000 shares of common stock.

On December 31, 2015, the Company issued 5,000,000 shares of its common stock to two founders of the Company. These shares are recorded at their par value of $5,000 as stock-based compensation to the individuals.

On February 23, 2016, the Company sold 208,330,000 shares for $208,330. As of September 30, 2016, the Company has received the entire $208,330.

During the nine months ended September 30, 2016, the Company received $18,592 capital contributions from Low Koon Poh.

F-5

NOTE 4 – RELATED PARTY TRANSACTION

The Company received advances from Lai Chai Suang, our Chief Executive Officer and Chief Financial Officer, in the amount of $201,476, during the nine months ended September 30, 2016. This loan is interest free and due on demand.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through October 13, 2016, which is the date the financial statements were available to be issued.

F-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of  Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of our company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report.

US Dollars are denoted herein by “USD”, “$” and “dollars”.

Business Overview

Incorporated on December 31, 2015 under the laws of the State of Nevada, Mon Space Net Inc. (“Mon Space”) plans to build an online marketplace that will be created to sell product and services to its members using a business to business to consumer model (B2B2C). With respect to our business, we plan to build an online platform that allows the users to be “merchants” as well as “shopper” at the same time. Through the features, products and services offered in our platform, the platform is expected to create interaction among the users and encourage them to promote and advertise their products on our platform. In the meantime, the users could purchase products and services from other users who sell such products and services at a discounted price. Our platform, when completed, will also be designed and built to encourage users to return and refer new users. It is our objective to develop a large base of users so that the merchant users on our platform could offer their products and services at a discount that is not available through any other channels and our shopper users will choose our platform as their primary destination for purchasing products and services. We have not generated any revenues to date. We do not currently engage in any business activities that provide cash flow. Our cash at hand is limited to the investments we raised during our initial round of financing as well as an initial contribution from our president, less our expenses to date. Despite of our plan, we currently have no commitments for any financing and cannot provide assurance that we will realize this goal.

In February 2016, we closed a Regulation S offering in which thirty-seven (37) investors subscribed to the aggregate purchase of 208,330,000 shares of Common Stock, at a purchase price of $0.001 per share for an aggregate offering price of $208,330. In February 2016, we received $8,330 for 8,330,000 shares that were issued in February 2016. In August 2016, we received the remaining $200,000 and issued the remaining 200,000,000 shares.

Plan of Operations

Our goal is to maintain the quality of our product and to obtain the resources sufficient to obtain new members and merchandisers.

During the next three months, the new management will launch the online platform called “Mon Space Mall”. We plan to seek professional personnel and talent to build an experienced management team, with one manager for each department consisting of product development, sales and marketing.  We have recruited some operational staff to join us once the office is set up.  These talents are currently working with other similar online marketplace and e-commerce portals. In addition, we plan to hire marketing and customer service staff, whose primary responsibilities will be identifying and providing assistance to our merchants and members.  These personnel needs can be met from the available local labor force.  Estimated funds required for this quarter is $15,000.

In the next three months thereafter, we plan to expand our merchants and product base and increase membership through aggressive referral campaigns by the then-existing members. We also plan to set up warehouse and logistic systems for orders, distribution and packaging, as well as hiring necessary warehouse and logistic staff.  Estimated funds required for this quarter is $40,000.

During the fourth quarter, it is our goal to create our own brand merchandises such for items such as apparels, gift products and other promotional items. We expect to have designated manufacturers ready to provide such services, mainly in China, Vietnam and Malaysia.  In order to maintain the quality and standard of the design of our products, we plan to hire our own internal design staff.  Estimated funds required for this quarter is $60,000.

By the end of the first fiscal year, it is our goal to set up offices in countries such as China, Indonesia, Vietnam and Thailand for sourcing more merchants. We also plan to engage in marketing activities in various local markets to bring in more awareness of our online platform and the “Mon Space Mall”. Our goal is to obtain as many members as possible so that we could use our members’ collective bargaining power to negotiate the lowest price with the merchants for their products.  Estimated funds required for this quarter is $60,000.  However, should there be more funds available by then, our company may expand at a faster rate.

If we are unable to build a sustainable customer base through our marketing channels, we will cease our development and/or marketing operations until we raise money. Attempting to raise capital after failing in any phase of our development plan could be difficult. As such, if we cannot secure additional proceeds we will have to cease operations and investors would lose their entire investment. We intend to raise additional capital through private placements once we gain a quotation on the OTCQB, for which there is no assurance. If we need additional cash but are unable to raise it, we will either suspend marketing operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company’s financial statements and disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation – Stock Compensation. The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 will not have a significant impact on the Company’s consolidated financial position or results of operations.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statements and disclosures.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of ASU 2016-02 on the Company’s financial statements and disclosures.

Results of Operations

Three Months Ended September 30, 2016

We did not generate any revenue for the three months ended September 30, 2016. We incurred operating expenses of $3,039 for the three months ended September 30, 2016, consists of primarily professional fees. As a result, we had a net loss of $3,039 for the three months ended September 30, 2016.

Nine Months Ended September 30, 2016

We did not generate any revenue for the nine months ended September 30, 2016. We incurred operating expenses of $21,256 for the nine months ended September 30, 2016, consists of primarily professional fees. As a result, we had a net loss of $21,256 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2016, we had total assets of $409,767. We had $204,101 in total liabilities as of September 30, 2016. Thus, we had a total stockholders’ equity of $205,666 as of September 30, 2016. Our cash and cash equivalent balance as of September 30, 2016 was $409,767.

Operating activities used $18,631 in cash for the nine months ended September 30, 2016.

Financing activities during the nine months ended September 30, 2016 provided $428,398, primarily due to a loan advancement of $201,476 from our Chief Executive Officer Lai Chai Suang and $208,330 from proceeds from the sale of common stock.

We have generated no revenues since inception. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to continue generating positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, that our available cash will be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. In addition, our company may, from time to time, receive continued funding and capital resources from related parties. However, as of the date of this registration statement, such related parties do not have any existing obligation to advance funds or working capital to support our business, nor can our company rely on any advance funds from such related parties. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2016. Therefore our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our Common Stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Our liquidity may be negatively impacted by the significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should our company be unable to continue as a going concern.

As reflected in the financial statements, we have not yet generated any revenue since inception to date and have no operating income during the nine months ended September 30, 2016.. These factors raise substantial doubt from our auditor about our ability to continue as a going concern. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to our company.

We are attempting to generate sufficient revenue; however, our cash position may not be sufficient to support our daily operations. While we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances to that effect. The ability of our company to continue as a going concern is dependent upon our ability to further implement our business plan, generate sufficient revenue and in our ability to raise additional funds.

Contractual Obligations

We do not have any contractual obligations at this time.

Off Balance Sheet Arrangement

We do not have any off-balance sheet arrangement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4.	Controls and Procedures.

Disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

Because of our limited operations, we have limited number of employees which prohibits a segregation of duties. In addition, we lack a formal audit committee with a financial expert. As we grow and expand our operations we will engage additional employees and experts as needed. However, there can be no assurance that our operations will expand.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no other actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.	Risk Factors.

Not required because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3.	Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mon Space Net Inc.

Date: October 20, 2016	By:	/s/ Lai Chuai Suang
Lai Chuai Suang
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

