Form 10-K
period 2016-12-31
MON SPACE NET INC.
filed 2017-04-17
CIK 1670538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-210519

Mon Space Net, Inc.

(Exact name of registrant as specified in its charter)

Nevada	81-2629386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100.3.041, 129 Offices, Block J, Jaya One, No. 72A, Jalan Universiti, Petaling Jaya, Malaysia	46200
(Address of principal executive offices)	(Zip Code)

+60322820888

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: none.

As of April 17, 2017, the number of shares of common stock of the registrant outstanding is 213,330,000.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

Item 1.	Business.

Overview

Mon Space Net, Inc. (the “Company”) was incorporated on December 31, 2015 under the laws of the State of Nevada, Mon Space Net Inc. (“Mon Space”) plans to build an online marketplace that will be created to sell products and services to its members using a business to business to consumer model (B2B2C). With respect to our business, we plan to build an online platform that allows the users to be “merchants” as well as “shopper” at the same time. Through the features, products and services offered in our platform, the platform is expected to create interaction among the users and encourage them to promote and advertise their products on our platform. In the meantime, the users could purchase products and services from other users who sell such products and services at a discounted price. Our platform is also designed and built to encourage users to return and refer new users. It is Company’s objective to develop a large base of users so that the merchant users on our platform could offer their products and services at a discount that is not available through any other channels and our shopper users will choose our platform as their primary destination for purchasing products and services. Despite of our plan, we currently have no commitments for any financing and cannot provide assurance that we will realize this goal.

In February 2016, we completed a Regulation S offering in which we sold 208,330,000 shares of Common Stock to thirty-seven (37) investors, at a purchase price of $0.001 per share for an aggregate offering price of $208,330.

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	A requirement to have only two years of audited financial statements and only two years of related MD&A;

●	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

●	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

●	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this prospectus, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. We have elected to use the extended transition period provided above and therefore our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Our Business

Online Platform

We plan to launch “Mon Space Mall”, an online platform that would allow third-party merchants, as well as individual users, to sell their general merchandise products and services directly to other users on our platform. We plan to charge the sellers a service fee of approximately 3% of the total purchase price with respect to their general merchandise sold through our website. We also plan to generate revenue through from third-party merchants if they advertise products through our website. Third-party merchants use our website to advertise and sell their goods, manage customer data, and track orders and shipments. Consumers shop online and pay for products and services through the system. Thus, we do not buy, hold, or sell any inventory. In addition, as we begin to accumulate a large base of membership for our website, we plan to negotiate with merchandisers and source quality products at a discount not available anywhere else for our users.

Any user could register to become a member for an annual fee, which will provide our members with exclusive discounts and benefits. We expect our website to provide retail, as well as a potential wholesale, channel to manufacturers and distributors who wish to sell directly to consumers. Our platform will eliminate most intermediate links and results in substantial channel cost savings. By providing direct access to our members, merchants attain an immediate and dramatic expansion of their retail exposure throughout the world. Merchants benefit from the online nature of business-to-consumer e-commerce transactions that facilitate fast and immediate receipt of orders, shorten accounts receivable periods, enhance cash flow, reduce cost of sales, and increase a seller’s operational capacity.

While our website is still under construction, we plan to provide consumer goods and services in the following major categories:

1.      Clothing and shoes;

2.      Nutrition and health supplements;

3.      Cosmetics and beauty;

4.      Jewelry and accessories;

5.      Office supplies;

6.      Household items;

7.      Luxury products;

8.      Kitchen appliances

9.      Cultural decorations;

10.    Toys and games;

11.    Consumer electronics;

12.    Home furnishings

Recent Development

On March 28, 2017, we incorporated MSNI (M) Sdn. Bhd., a company formed under the laws of Malaysia (“MSNI Malaysia”). As a wholly-owned subsidiary of our company, MSNI Malaysia entered into a collaboration agreement (the “Collaboration Agreement”) with Monspacemall Sdn Bhd, a company formed under the laws of Malaysia (“Monspacemall”) on April 7, 2017. Pursuant to the Collaboration Agreement, MSNI Malaysia agreed to conduct its business jointly with Monspacemall under the name of “monspacemall.com”. As part of the collaboration, MSNI Malaysia has agreed to contribute to the business an initial consumer database of up to 500,000 members, whereas Monspacemall has agreed to provide services in connection with the management and operation of the e-commerce engine with domain name “monspacemall.com”. In consideration of its respective contribution to the collaboration, MSNI Malaysia and Monspacemall will each receive 50% of the profit generated from monspacemall.com.

On April 7, 2017, we entered into an acquisition agreement with the shareholders of Monspacemall pursuant to which we agreed to purchase 100% equity interest, or 100,000 ordinary shares of Monspacemall for an aggregate purchase price of US$50,000. The consummation of the acquisition is subject to the completion of the audit for Monspacemall.

Competition

We compete against both domestic and international e-commerce businesses as well as traditional retailers that are expanding into e-commerce. We believe our major competitors include, among others, Amazon, EBay, and Alibaba.

We believe our e-commerce business model possesses a number of strategically significant strengths. For example, our platform will contain business-to-consumer e-commerce with full range of consumer goods and services, from clothing and consumer electronics to household appliances and home furnishings. For sellers, the platform provides comprehensive retail channel benefits and geographical breadth while permitting autonomy and flexibility in how sellers fulfill and ship goods to consumers. By concentrating on e-commerce technology, we help sellers avoid the overhead and operational difficulties of logistics and supply chains.

Our website is presently disadvantaged by its limited history in the marketplace and our need to recruit and train experienced personnel. In addition to the competition we face from other e-commerce businesses, we require time and resources to further integrate our banking, merchant, and consumer partners.

Marketing Strategy

Our marketing efforts are comprised primarily of online social media and word of mouth advertising geared toward building brand recognition and brand differentiation.  We also plan to provide existing members with referral bonus for each new member that they sign up. In addition, we plan to incentivize existing members to refer new members by rewarding additional bonus for each sale or purchase that the new member makes. Once we establish a large base of membership, we believe we will have sufficient bargaining strength to negotiate with merchandisers to provide deep discounts on our platform to attract more members. We aim to build ourselves to be a leader in the E-commerce market, and attempt to reinforce on a consistent basis that it should be a destination of choice for merchandisers and consumers worldwide.

Government Regulation

In connection with the operation of our business, we are subject to extensive federal, state and local laws and regulations, including those related to:

●	nutritional content labeling and disclosure requirements;

●	management and protection of the personal data of our employees and customers;

●	sales tax; and

●	various federal, state and local laws relating to, among other things, business, health, food safety codes.

These laws and regulations are complex, which complicates monitoring and compliance. As a result, regulatory risks are inherent in our operations. We may experience material difficulties or failures with respect to compliance with these laws and regulations in the future. Our failure to comply with these laws and regulations could result in litigation, fines, penalties, judgments or other sanctions, any of which could adversely affect our business, operations and reputation.

Employees

We presently have no employees apart from our officers and directors.

Seasonality

We do not have a seasonal business cycle.

Environmental Matters

Our business currently does not implicate any environmental regulation.

Intellectual Property

We do not hold any patents, trademarks or other registered intellectual property on products relating to our business. However, in addition to our domain name, from time to time, we may apply for patents, trademarks or other registered intellectual property essential to the protection of our brand and success of our business.

Domain Names

As of the date of this annual report, we plan to register a domain that would be suitable for our business and easy for our potential members to remember.

Item 1A.	Risk Factors

Risks Related to Our Business

LIMITED OPERATING HISTORY

Mon Space was incorporated under the laws of the State of Nevada on December 31, 2015. As of the date of this Form 10-K, we have had limited operations upon which an evaluation of our company and its prospects could be based. There can be no assurance that our management will be successful in completing the our business development plans, implementing the corporate infrastructure to support operations at the levels called for by our business plan, devise a marketing plan to successfully reach customers who will purchase the various baked good products and services marketed by our company or that our company will generate sufficient revenues to meet our expenses or to achieve or maintain profitability.

SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

We had no revenues for the fiscal year ended December 31, 2016, and now operating losses for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We are attempting to generate sufficient revenue; however, our cash position may not be sufficient to support our daily operations. While we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds, there can be no assurances to that effect. The ability of our company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate sufficient revenue and in its ability to raise additional funds.

FAILURE TO MANAGE RELATIONSHIPS WITH OUR VENDORS

Maintaining good relationships with suppliers of products and services that are offered through our website that compete with each other can be difficult.  For example, suppliers of similar products may compete for desirable virtual shelf space or priority exposure of their products on our website to our customer base.  There can be no assurance that our current vendors will continue to offer their products and services through our website, or that we will be able to establish new or extend current vendor relationships to ensure a steady supply to our members in a timely and cost-efficient manner.  If we are unable to develop and maintain good relationships with these manufacturers and distributors, it may inhibit our ability to offer products and services demanded by our customers, or to offer them in sufficient quantities and at prices acceptable to them. In addition, if our vendors cease to provide us with favorable pricing or payment terms or return policies, our working capital requirements may increase and our operations may be materially and adversely affected. Any breakdown in our relationships with the manufacturers and distributors, or a failure to timely resolve disputes with or complaints from our vendors, could materially and adversely affect our business, prospects, and results of operations.

COUNTERFEIT PRODUCTS SOLD AT OUR WEBSITE.

We anticipate to offer goods and products from all over the world. Those manufacturers and distributors are separately responsible for sourcing the products they sell on our website. Although we plan to adopt necessary measures to verify the authenticity of products sold on our website and minimize potential infringement of third-party intellectual property rights in the course of sourcing and selling products, we may not always be successful.  In the event that counterfeit or infringing products are sold on our website, we could face claims that we should be held liable for selling counterfeit products or infringing on others’ intellectual property rights. If there is a successful claim against us, we might be required to pay substantial damages or refrain from further sale of the relevant products.  Moreover, regardless of whether we successfully defend against such claims, our reputation could be severely damaged. Successful claims of infringement of third-party intellectual property rights against us is a violation by the sellers of products and services on our website of agreements we have with such sellers, which automatically terminates such agreement, and any damages obtained against us may be deducted from sales by such sellers. Any of these events could have a material adverse effect on our business, results of operations, or financial condition.

FAILURE TO COMPLY WITH GOVERNMENTAL LAWS OR REGULATIONS

In connection with the operation of our business, we are subject to extensive federal, state and local laws and regulations, including those related to:

●	nutritional content labeling and disclosure requirements;

●	management and protection of the personal data of our employees and customers;

●	sales tax; and

●	various federal, state and local laws relating to, among other things, business, health, food safety codes.

These laws and regulations are complex, which complicates monitoring and compliance. As a result, regulatory risks are inherent in our operations. We may experience material difficulties or failures with respect to compliance with these laws and regulations in the future. Our failure to comply with these laws and regulations could result in litigation, fines, penalties, judgments or other sanctions, any of which could adversely affect our business, operations and reputation.

SIGNIFICANT ADVERSE IMPACT TO OUR CAPITAL RESERVE OF ANY LIABLE UNINSURED CLAIM

We may not have sufficient insurance to cover potential risks and liabilities, including, but not limited to, injuries or economic losses arising out of or relating to our omission or errors in providing our services. Even if we decide to obtain additional insurance coverage in the future, it is possible that: (1) we may not be able to get enough insurance to meet our needs; (2) we may have to pay very high premiums for the additional coverage; (3) we may not be able to acquire any insurance for certain types of business risk; or (4) we may have gaps in coverage for certain risks. We may be exposed to potential uninsured claims for which we could have to expend significant amounts of capital. Consequently, if we were found liable for a significant uninsured claim in the future, we may be forced to expend a significant amount of our capital to resolve the uninsured claim.

OUR ABILITY TO ADAPT TO CONSTANTLY CHANGING CONSUMER PREFERENCES

The e-commerce and retail industries are subject to changing consumer preferences.  Consequently, we must stay abreast of emerging lifestyle and consumer trends and anticipate trends that will appeal to existing and potential customers.  If our members cannot find their desired products on our website, they may stop purchasing products and services on our website, stop visiting our website, or visit less often.  If we do not anticipate, identify, and respond effectively to consumer preferences or changes in consumer trends at an early stage, we may not be able to generate our desired level of sales.  Such circumstances could materially and adversely affect our business, financial condition, and results of operations.

INTERRUPTION IN THE FUNCTIONING OF OUR NETWORK OR SERVICES

We conduct all of our transactions through our website, and the proper functioning of our website is essential to our business. Our website is subject to unanticipated interruptions through failures of our software or network or virus attacks. The satisfactory performance, reliability, and availability of our website, our transaction-processing systems, and our network infrastructure are critical to our success and our ability to attract and retain customers. Any system interruptions caused by telecommunications failures, computer viruses, hacking or other attempts to harm our systems that result in the unavailability or slowdown of our website or reduced order fulfillment performance would reduce the volume of products and services sold and the attractiveness of offerings at our website.  Our servers may also be vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, which could lead to interruptions, delays, loss of data, or the inability to accept and fulfill customer orders. We may also experience interruptions caused by reasons beyond our control. There can be no assurance that such unexpected interruptions will not happen and occurrences could damage our reputation and result in a material decrease in our revenues.

DEPENDENCE ON KEY PERSONNEL

The Company will be dependent on its key executives for the foreseeable future. The loss of the services from our officers could have a material adverse effect on the operations and prospects of the Company. Our officers are expected to handle all marketing and sales efforts and manage the operations in the early stage. Their responsibilities include developing and maintaining the customer base for our website, launching our website, and formulating marketing materials to be used as part of ongoing marketing efforts designed to build customer demand for the Company’s products and services. Another seasoned business manager with an interest and skills in the E-commerce industry would be needed to run the Company if the current officers are no longer available. At this time, the Company does not have an employment agreement with Mr. Low or Mr. Chan, though the Company may enter into such an agreement with them on terms and conditions usual and customary for its industry. The Company does not currently have “key man” life insurance on the officers.

INTENSE COMPETITION

We expect the online retail environment to be intensely competitive, and we face competition from established global or regional e-commerce businesses as well as traditional retailers that are expanding into e-commerce.

We compete with our competitors primarily on technological advancements, price and quality of products and services, volume of traffic and users, quality of website and content, strategic relationships, quality of services, effectiveness of sales and marketing efforts, talented staff, and pricing. We believe our particular disadvantages are that our website has had limited time in the marketplace and we must recruit and train experienced personnel. Over time, our competitors may gradually build certain competitive advantages over us in terms of greater brand recognition among internet users, better products and services, larger customer and vendor bases, more extensive and well-developed marketing and sales networks, and substantially greater financial and technical resources.

NEED FOR FINANCING

We largely depend on additional capital to implement our business plan and support our operations. Currently, we have no established bank-financing arrangements. Therefore, it is likely we will need to seek additional financing through future private offering of our equity securities, or through strategic partnerships and other arrangements with corporate partners. We have no current plans for additional financing in place.

We cannot assure you that we will be able to raise the working capital as needed on terms acceptable to us, if at all. The sale of additional equity securities will result in dilution to our shareholders. The occurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations.

If we are unable to raise capital as needed, we are required to reduce the scope of our business development activities, which could harm our business plans, financial condition and operating results, or cease our operations entirely, in which case, you will lose all your investment.

ADVERSE EFFECT TO YOUR INTEREST UPON ADDITIONAL FINANCING

If we raise additional capital subsequent to this offering through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, we may also have to issue securities that may have rights, preferences and privileges senior to our Common Stock. In the event we seek to raise additional capital through the issuance of debt or its equivalents, this will result in increased interest expense.

INDEMNIFICATION AND LIMITATION OF LIABILITY

Our Articles of Incorporation and By-Laws include provisions that eliminate the personal liability of the directors of the Company for monetary damages to the fullest extent possible under the laws of the State of Nevada or other applicable law. These provisions eliminate the liability of directors to the Company and its shareholders for monetary damages arising out of any violation of a director of her fiduciary duty of due care. Under Nevada law, however, such provisions do not eliminate the personal liability of a director for (i) breach of the director’s duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases of stock other than from lawfully available funds, or (iv) any transaction from which the director derived an improper benefit. These provisions do not affect a director’s liabilities under the federal securities laws or the recovery of damages by third parties.

DISRUPTIONS IN THE NATIONAL AND GLOBAL ECONOMIES

Disruptions in the United States national and global economies may result in high unemployment rates and declines in consumer confidence and spending. If such conditions occur, they may result in significant declines in the retail industry, which could directly affect the demand of our products. There can be no assurance that government responses to the disruptions will be able to restore investor confidence. Disruptions in the national and global economies therefore may adversely impact our revenues, results of operations, business and financial condition.

Risks Related to Our Common Stock

RESTRICTED SECURITIES; LIMITED TRANSFERABILITY

The securities should be considered a long-term, illiquid investment. Our securities have not been registered under the Securities Act, and cannot be sold without registration under the Securities Act or any exemption from registration. In addition, the securities are not registered under any state securities laws that would permit their transfer. Because of these restrictions and the absence of an active trading market for our securities, a shareholder will likely be unable to liquidate an investment even though other personal financial circumstances would dictate such liquidation.

NO TRADING MARKET

There is no established trading marketing for our Common Stock and there can be no assurance that one will ever develop. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result holders of our securities may not find purchasers for our securities should they to sell securities held by them. Consequently, our securities should be purchased only by investors having no need for liquidity in their investment and who can hold our securities for an indefinite period of time.

NOT LIKELY TO PAY DIVIDENDS

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any dividends in the foreseeable future, but will review this policy as circumstances dictate.

MAY BE SUBJECT NOW AND IN THE FUTURE TO THE SEC’S “PENNY STOCK” RULES

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of Common Stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction; the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for shares of our Common Stock. As long as our shares of Common Stock are subject to the penny stock rules, the holders of such shares of Common Stock may find it more difficult to sell their securities.

COSTS TO COMPLY WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including but not limited to requirements under the Sarbanes-Oxley Act of 2002. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

MANAGEMENT’S LACK OF PUBLIC COMPANY EXPERIENCE

Our management lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our management has never been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including establishing and maintaining internal controls over financial reporting. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

OUR STATUS AS AN “EMERGING GROWTH COMPANY” UNDER THE JOBS ACT OF 2012

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period provided above and therefore our financial statements may not be comparable to companies that comply with public company effective dates.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company,” we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our reports are not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Item 1B.	Unresolved Staff Comments

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Properties.

The Company’s principal executive office and mailing address is 100.3.041, 129 Offices, Block J, Jaya One, No. 72A, Jalan Universiti, Section 13, 46200, Petaling Jaya, Malaysia. Our telephone number is +60322820888. As we are not generating sufficient revenue at this time to justify a separate corporate office, the office space of our principal executive office is provided by our Director, Low Koon Poh at no cost. Once our business grows and generates sufficient revenue, we will look for a more suitable office space in a separate corporate office.

Item 3.	Legal Proceedings

Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, as of the date of this Form 10-K, we are currently not involved with any such legal proceedings or claims.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of the date of this annual report, common stock was approved to trade on the OTCQB Venture Market under the trading symbol MSNI. Our stock has not traded and there is no active trading market developed for our shares of common stock.

Holders of Capital Stock

As of the date of this Form 10-K, we had forty-two (42) holders of our Common Stock.

Stock Option Grants

We do not have a stock option plan in place and have not granted any stock options at this time.

Dividends

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our Board and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Recent Sales of Unregistered Securities

We were incorporated in the State of Nevada on December 31, 2015. In connection with the incorporation, we issued 2,500,000 shares of Common Stock, valued at $0.001 per share, to each of our two directors. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

In February 2016, we sold through a Regulation S offering a total of 208,330,000 shares of Common Stock to 37 investors, at a price per share of $0.001 for aggregate offering of $208,330. The Common Stock issued in this offering was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Regulation S of the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Overview

We were incorporated on December 31, 2015 under the laws of the State of Nevada. Mon Space Net, Inc. (“Mon Space”) plans to build an online marketplace that will be created to sell products and services to its members using a business to business to consumer model (B2B2C). With respect to our business, we plan to build an online platform that allows the users to be “merchants” as well as “shoppers” at the same time. Through the features, products and services offered in our platform, the platform is expected to create interaction among the users and encourage them to promote and advertise their products on our platform. In the meantime, the users could purchase products and services from other users who sell such products and services at a discounted price. Our platform is also designed and built to encourage users to return and refer new users. It is the Company’s objective to develop a large base of users so that the merchant users on our platform can offer their products and services at a discount that is not available through any other channels, and so that our shopper users will choose our platform as their primary destination for purchasing products and services. Despite of our plan, we currently have no commitments for any financing and cannot provide assurance that we will realize this goal.

In February 2016, we completed a Regulation S offering in which we sold 208,330,000 shares of Common Stock to thirty-seven (37) investors, at a purchase price of $0.001 per share for aggregate offering proceeds of $208,330.

Plan of Operations

Our goal is to maintain the quality of our product and to obtain the resources sufficient to obtain new members and merchandisers.

In April 2017, we acquired the company Monspacemall Sdn Bhd (“MSB”), which owned and operated an e-commerce platform called “monspacemall.com”. MSB was incorporated less than one year but the e-commerce platform started commercialisation in Q3 2016. We shall inject more database of consumers into this platform to build the user base.

In the next three months thereafter, we plan to expand our merchants and product base and increase membership through aggressive referral campaigns by the then-existing members. We also plan to set up warehouse and logistic systems for orders, distribution and packaging, as well as to hire necessary warehouse and logistic staff.

During the third quarter, it is our goal to create our own brand merchandises for items such as apparel, gift products and other promotional items. We plan to achieve this by hiring internal design staff for our own products.

By the end of the next fiscal year, it is our goal to set up offices in countries such as China, Indonesia, Vietnam and Thailand for sourcing more merchants. We also plan to engage in marketing activities in various local markets to bring in more awareness of our online platform. Our goal is to obtain as many members as possible so that we can use our members’ collective bargaining power to negotiate the lowest price with the merchants for their products.

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

Recent Development

On March 28, 2017, we incorporated MSNI (M) Sdn. Bhd., a company formed under the laws of Malaysia (“MSNI Malaysia”). As a wholly-owned subsidiary of our company, MSNI Malaysia entered into a collaboration agreement (the “Collaboration Agreement”) with Monspacemall Sdn Bhd, a company formed under the laws of Malaysia (“Monspacemall”) on April 7, 2017. Pursuant to the Collaboration Agreement, MSNI Malaysia agreed to conduct its business jointly with Monspacemall under the name of “monspacemall.com”. As part of the collaboration, MSNI Malaysia has agreed to contribute an initial consumer database of up to 500,000 members to the business, whereas Monspacemall has agreed to provide services in connection with the management and operation of the e-commerce engine with domain name “monspacemall.com”. In consideration of its respective contribution to the collaboration, MSNI Malaysia and Monspacemall will each receive 50% of the profit generated from monspacemall.com.

On April 7, 2017, we entered into an acquisition agreement with the shareholders of Monspacemall pursuant to which we agreed to purchase 100% equity interest, or 100,000 ordinary shares of Monspacemall for an aggregate purchase of US$50,000. The consummation of the acquisition is subject to the completion of the audit for Monspacemall. (forward-looking statement not accompanied by meaningful cautionary language)

Results of Operations

Fiscal Year ended December 31, 2016

We generated no revenue for the fiscal years ended December 31, 2016 and 2015. We incurred operating expenses of $173,724, which is solely attributable to general and administrative expenses, comparing to 5,000 for the fiscal year ended December 31, 2015 The significant increase is primarily due to the significant increase of professional expenses incurred from the launch of our business. As a result, we had a net loss of $173,724.

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

Liquidity and Capital Resources

As of December 31, 2016, we had a cash balance of $65,700. During 2016, we raised $208,330 from the sale of our common stock to fund our future operating expenses, pay our obligations, and grow our company. We can provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months.

We have nominal assets and have generated no revenues since inception. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. In addition, our company may, from time to time, receive continued funding and capital resources from related parties. However, as of the date of this registration statement, such related parties do not have any existing obligation to advance funds or working capital to support our business, nor can our company rely on any advance funds from such related parties. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2016. Therefore our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should our company be unable to continue as a going concern.

The Company has not yet generated any revenue since its inception and has operating losses of $173,724 for the financial year ended December 31, 2016. These factors raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon our ability to continue to execute our operating plan and to obtain additional debt or equity financing. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to our company.

We are attempting to generate sufficient revenue; however, our cash position may not be sufficient to support our daily operations. While we believe in the viability of our strategy to generate sufficient revenues in the future and in our ability to raise additional funds, there can be no assurances to that effect. The ability of our company to continue as a going concern is dependent upon our ability to further implement our business plan, generate sufficient revenue to cover operating expenses and in our ability to raise additional funds.

Significant and Critical Accounting Policies and Practices

While our significant accounting policies are more fully described in Note 1 to our financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by our company as of the specified effective date. Unless otherwise discussed, we believe that recently issued accounting pronouncements adopted do not have a material impact on its financial position or results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We do not have any contractual obligations at this time.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.	Financial Statements and Supplementary Data

Mon Space Net Inc.

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Mon Space Net Inc.

Selangor, Malaysia

We have audited the accompanying balance sheets of Mon Space Net Inc. as of December 31 2016 and 2015, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2016 and for the one day ended December 31, 2015. Mon Space Net Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mon Space Net Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and for the one day ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Mon Space Net Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Mon Space Net Inc. has no established source of revenues and has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 17, 2017

MON SPACE NET INC.

BALANCE SHEETS

As of December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	65,700	-
Receivables – related party	1,599	-

TOTAL ASSETS	$67,299	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	2,625	-
Note payable - related party	11,476	-
TOTAL LIABILITIES	$14,101	$-

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 1,000,000,000 authorized shares issued and outstanding: 213,330,000 and 5,000,000 shares, respectively	$213,330	$5,000
Additional paid-in capital	18,592	-
Accumulated deficit	(178,724)	(5,000)
Total stockholders’ equity	53,198	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,299	$-

The accompanying notes are an integral part of these financial statements.

MON SPACE NET INC.

STATEMENT OF OPERATIONS

For the years ended December 31, 2016 and for the one day ended December 31, 2015

	December 31, 2016	December 31, 2015
OPERATING EXPENSES
General and administrative	$173,724	$5,000

TOTAL OPERATING EXPENSES	173,724	5,000

NET LOSS	$(173,724)	$(5,000)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	213,330,000	5,000,000

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

MON SPACE NET INC

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the years ended December 31, 2016 and for one day ended December 31, 2015

	Common Stock		Additional
	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total
Common shares issued to founders	5,000,000	$5,000	$-	-	$5,000
Net loss	-	-	-	(5,000)	(5,000)

Balances – 12/31/15	5,000,000	5,000	-	(5,000)	-
Shares issued for cash	208,330,000	208,330	-	-	208,330
Additional capital contribution	-	-	18,592	-	18,592
Net loss	-	-	-	(173,724)	(173,724)
	213,330,000	$213,330	$18,592	$(178,724)	$53,198

The accompanying notes are an integral part of these financial statements.

MON SPACE NET INC.

STATEMENT OF CASH FLOWS

For the years ended December 31, 2016 and for the one day ended December 31, 2015

	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(173,724)	$(5,000)
Adjustment to reconcile net loss to net cash provided by operating activities
Stock-based compensation	-	5,000
Changes in operating assets and liabilities:
Receivables – related party	(1,599)	-
Accounts payable	2,625	-
CASH USED IN OPERATING ACTIVITIES	(172,698)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	201,476	-
Repayment of loan from related party	(190,000)	-
Capital contributions	18,592	-
Proceeds from sale of common stock	208,330	-

CASH PROVIDED BY FINANCING ACTIVITIES	238,398	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	65,700	-
CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS – END OF PERIOD	$65,700	$-

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these financial statements.

MON SPACE NET INC

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Mon Space Net, Inc (the “Company”) was incorporated in the State of Nevada on December 31, 2015. The Company plans to offer an online marketplace to sell products and services using a business to business to consumer model. The Company’s operations to date have been limited to offering shares of Common Stock to investors.

Basis of Presentation

The financial statements and accompanying notes to financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in all material respects.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions. Balances held by the Company are not typically in excess of FDIC insured limits. At December 31, 2016, all of the Company’s cash was deposited in one bank.

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

Income Taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the entity. As of December 31, 2016 and 2015, there are no outstanding dilutive securities.

Foreign Currency

The Company has determined that the functional currency of the Company is U.S. Dollars. Foreign currency transaction gains and losses are included in the statement of operations as other income (expense).

Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

New Accounting Pronouncements

In April 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance provides new criteria for recognizing revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance requires expanded disclosures to provide greater insight into both revenue that has been recognized and revenue that is expected to be recognized in the future from existing contracts. Quantitative and qualitative information will be provided about the significant judgments and changes in those judgments that management made to determine the revenue that is recorded. This accounting standard update, as amended, will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is permitted, but no earlier than fiscal 2017. The Company is currently assessing the provisions of the guidance and has not determined the impact of the adoption of this guidance on its financial statements.

In August 2014, the FASB issues ASU 2014-15, Disclosure of Uncertainties about and Entity’s Activities to Continue as a Going Concern. The new standard requires management to assess the company’s ability to continue as a going concern. Disclosures are required if there is substantial doubt as to the company’s continuation as a going concern within one year after the issue date of financial statements. The standard provides guidance for making the assessment including consideration of management’s plans which may alleviate doubt regarding the company’s ability to continue as a going concern. ASU 2014-15 is effective for years beginning after December 15, 2016. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements.

NOTE 2 – GOING CONCERN

The Company has not yet generated any revenue since its inception and has operating losses of $173,724 for theyear ended December 31, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company's ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations, debt financing or from the sale of its equity. However, the Company currently has no commitments from any third parties for financing. If the Company is unable to acquire additional financing, it will be required to significantly reduce its current level of operations or cease business.

NOTE 3 – EQUITY

The Company is authorized to issue 1,000,000,000 shares of common stock.

On December 31, 2015, the Company issued 5,000,000 shares of its common stock to two founders of the Company. These shares are recorded at their par value of $5,000 as stock-based compensation to the individuals.

Ms. Lai Chai Suang, our Chief Executive Officer and Chief Financial Officer in June 2016, purchased 200,000,000 shares of our Common Stock for $200,000 on February 23, 2016. The Company received $200,000 related to Ms. Lai’s purchases of these 200,000,000 common shares on August 4, 2016. During 2016, in total, the Company sold 208,330,000 shares of common stock for proceeds of $208,330.

During the year ended December 31, 2016, the Company recorded $18,592 of capital contributions for unreimbursed expenses paid on behalf of the Company from one of its directors, Low Koon Poh,and affiliates for expenses paid on behalf of the Company.

NOTE 4 – RELATED PARTY TRANSACTION

During 2016, the Company received advances from Lai Chai Suang, our Chief Executive Officer and Chief Financial Officer, in the amount of $201,476. An amount of $190,000 was subsequently repaid in October 2016, leaving the balance of $11,476 outstanding at December 31, 2016. This loan is interest free and due on demand.

Further, the Company paid travel allowances totaling $15,000 to 2 directors of the Company, namely Low Koon Poh and Chan Foo Weng, during the year ended December 31, 2016, in addition to $47,000 to IPO Partners Limited, a company owned by Low Koon Poh and Chan Foo Weng, and recorded such payments as compensation expense.

During 2016, the Company paid incorporation expenses on behalf of Mon Space Plantation Inc, a company whose directors include Lai Chai Suang, Low Koon Poh and Chan Foo Weng, in the amount of $1,599. The amounts are recorded as a receivable on the accompanying balance sheet.

NOTE 5 – SUBSEQUENT EVENTS

On January 13, 2017, the majority shareholder of Mon Space Net Inc. (the “Company”) approved the increase of its authorized shares of common stock from 500,000,000 to 1,000,000,000, par value $0.001 per share (the “Increase of Authorized Stock”). On the same day, the Board of Directors of the Company adopted the resolution to amend its Articles of Incorporation to effect the Increase of Authorized Stock. The authorized shares have been presented retroactively for all periods.

On March 28, 2017, the Company incorporated MSNI (M) Sdn. Bhd., a company formed under the laws of Malaysia, as a wholly owned subsidiary.

On April 7, 2017, the wholly-owned subsidiary, MSNI (M) Sdn Bhd entered into a collaboration agreement with Monspacemall Sdn Bhd., a company formed under the laws of Malaysia to conduct its business jointly under the name of “monspacemall.com”. Monspacemall Sdn Bhd is partially owned by the CEO of the Company. The Company will be entitled to 50% of the profits of the venture.

On April 7, 2017, the Company entered into an acquisition agreement with the shareholders of Monspacemall Sdn Bhd pursuant to which the Company agreed to purchase a 100% equity interest, or 100,000 ordinary shares of Monspacemall Sdn Bhd for an aggregate purchase of $50,000. The consummation of the acquisition is subject to the completion of an audit of Monspacemall Sdn Bhd.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer (the Company's principal executive officer and interim principal accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are not effective as of December 31, 2016   to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2016, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report due to the material weakness in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;

2) inadequate segregation of duties consistent with control objectives;

3) ineffective controls over period end financial disclosure and reporting processes; and

4) lack of accounting personnel with adequate experience and training.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company's management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013 framework). Based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of December 31, 2016. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that amounted to material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2016.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate, the following series of measures:

We plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we plan to create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. We did not implement the said remedial measures in 2016. We anticipate that these remedial measures will be implemented when our financial conditions permit.

Changes in Internal Controls over financial reporting

No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of officers and directors as of December 31, 2016. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or a successor is elected and qualified.

Name	Age	Position
Lai Chai Suang	47	Chief Executive Officer, Chief Financial Officer, Treasurer & Secretary and Director
Musa Bin Hassan	64	President
Low Koon Poh	44	Director
Chan Foo Weng	52	Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Lai Chai Suang, Chief Executive Officer, Chief Financial Officer, Treasurer & Secretary

Ms. Lai has been the CEO, CFO, Treasurer and Secretary of our Company since June 1, 2016. Ms. Lai has been the Managing Director of Monspace (M) Sdn Bhd, a Malaysian e-commerce marketing company since October 2014. In her capacity as the Managing Director, Ms. Lai provided corporate strategies on aspects of business development including membership acquisition, product sourcing and product sales. She led and worked closely with her managers on increasing product sales and driving membership growth. From November 2011 to March 2014, Ms. Lai was the Managing Director of De Empress Secret Sdn Bhd, a Malaysian company that specializes in import and export of cosmetic and health supplement products. As the Managing Director, Ms. Lai directly worked with the retailers in marketing and selling company’s products.

Musa Bin Hassan, President

Mr. Hassan has been the President of our Company since June 1, 2016. Prior to his position with our company, Mr. Musa has been retired from the Royal Malaysian Police Force since September 12, 2010, for which he served for 40 years prior to his retirement.

Mr. Musa received his bachelor degree from the University of Wales Aberystwyth.

Low Koon Poh, Director

Since January 2009, Mr. Low has managed his own accounting services practice and has been the President of KL Management Services in Petaling Jaya, Malaysia. Mr. Low has also been the President of IPO Partners Limited, a corporate advisory firm since April 2015. Mr. Low has worked on corporate projects involving mergers and acquisitions, initial public offerings, corporate restructuring, reverse mergers in Malaysia, Singapore and Taiwan.

Prior to his position at KL Management Service, Mr. Low worked as auditor for an international audit firm, an accountant for a Japanese MNC, plus a couple of years as Financial Controller for two public listed companies in Malaysia. Mr. Low has 22 years of combined experience in corporate finance, auditing and accounting in various industries such as construction, plantation, hotels, property, manufacturing, marketing and many more.

Mr. Low is a Fellow member of the Association of Chartered Certified Accountants (ACCA) and a Practicing Chartered Accountant under Malaysian Institute of Accountants (MIA).

Chan Foo Weng, Director

Mr. Chan has been the Managing Director of IPO Partners Limited since April 2015, leveraging his extensive background in finance, operations & marketing from various industries and helping companies go public at different stock exchanges worldwide. Prior to that, He was the director of Moxian Malaysia Sdn Bhd. From January 2011 to February 2013, Mr. Chan was the CEO of MX International Sdn Bhd. .With vast working experience, Chan Foo Weng had also held top positions in several highly-acclaimed companies such as Thrifty Payless Incorporated (US), Berjaya Cosway and Diners Club International.

Mr. Chan holds a degree in Management from Southern Illinois University, USA and has over 25 years of experience in corporate management.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Certain Legal Proceedings

To our knowledge, no director, nominee for director, or executive officer of the Company has been a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

Code of Ethics

The company has not adopted a Code of Ethics applicable to its officers and directors

Item 11.	Executive Compensation

Our directors and executive officers have not received any compensation for services rendered to us, and are not accruing any compensation pursuant to any agreement with us.

We do not expect to pay any compensation to our directors and executive officers until sufficient and sustainable revenues and profits are realized.

No retirement, pension, profit sharing, insurance programs, long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees. We had no outstanding equity awards as of the date of this registration statement.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us:

SUMMARY COMPENSATION TABLE

Except for Mr. Low and Mr. Chan, who each received 2,500,00 shares of our Common Stock for founding our company, our directors and executive officers have not received any compensation for services rendered to us, and are not accruing any compensation pursuant to any agreement with us.

We do not expect to pay any compensation to our directors and executive officers until sufficient and sustainable revenues and profits are realized.

No retirement, pension, profit sharing, insurance programs, long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees. We had no outstanding equity awards as of the date of this registration statement.

Option Grants

We do not have a stock option plan in place and have not granted any stock options at this time.

Long-Term Incentive Plan (“LTIP”) Awards Table

No long-term incentive plans or other similar programs have been adopted by us for the benefit of our employees.

Compensation of Directors

Apart from Mr. Low and Mr. Chan, who each received 2,500,000 shares of our Common Stock for founding our company, both directors also received $7,500 each as travelling allowances during the year. In addition the Company paid $47,000 to IPO Partners Limited, a company owned by Mr. Low and Mr Chan for services rendered. This amount was recorded as compensation expense.

Employment Agreements

At this time, the Company does not have employment agreements with any employees of the Company, though the Company may enter into such an agreements with them on terms and conditions usual and customary for its industry. The Company does not currently have “key man” life insurance on the officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of Common Stock as of December 31,2016 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Lai Chai Suang, Chief Executive Officer, Chief Financial Officer, Treasurer & Secretary	200,000,000	93.75%

Musa Bin Hassan, President	0	0%

Low Koon Poh, Director	2,500,000	1.17%

Chan Foo Weng, Director	2,500,000	1.17%

All Executive Officers and Directors as a group (4 people)	205,000,000	96.1%

5% Shareholders: None

(1)	Based on 213,330,000 shares of Common Stock outstanding as of April 14, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Related Party Transactions

Mr. Low Koon Poh, who has been our Director since the inception of the Company, took the initiative in forming and organizing the business of the Company. The Company, as a result, issued 2,500,000 of founder’s shares, valued at $0.001 per share, to Mr. Low for his services rendered to form our company.

Mr. Chan Foo Weng, who has been our Director since the inception of the Company, took the initiative in forming and organizing the business of the Company. The Company, as a result, issued 2,500,000 of founder’s shares, valued at $0.001 per share, to Mr. Chan for his services rendered to form our company.

We currently use the office space provided by our Director, Low Koon Poh at no cost. Once our business grows and generates sufficient revenue, we will look for a more suitable office space in a separate corporate office.

Ms. Lai Chai Suang, who was appointed and approved as our Chief Executive Officer and Chief Financial Officer in June 2016, purchased 200,000,000 shares of our Common Stock for $200,000 on February 23, 2016. The Company received $200,000 related to Ms. Lai’s purchases of these 200,000,000 common shares on August 4, 2016. These shares were issued in reliance on the exemption under Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

During 2016, the Company received advances from Lai Chai Suang, our Chief Executive Officer and Chief Financial Officer, in the amount of $201,476. An amount of $190,000 was subsequently repaid in October 2016, leaving the balance of $11,476 outstanding as at December 31, 2016. This loan is interest free and due on demand.

The Company paid travel allowances totaling $15,000 to two directors, Low Koon Poh and Chan Foo Weng, during the fiscal year ended December 31, 2016 and recorded payments as compensation expense.

During 2016, the Company paid incorporation expenses on behalf of Mon Space Plantation Inc, a company whose directors include Lai Chai Suang, Low Koon Poh and Chan Foo Weng, in the amount of $1,599.

Free Office Space

We currently use the office space provided by our Director, Low Koon Poh at no cost. Once our business grows and generates sufficient revenue, we will look for a more suitable office space in a separate corporate office.

Transactions with Promoters

We did not expressly engage a promoter at the time of its formation. Due to Mr. Low and Mr. Chan’s initiative in founding and organizing the business of the Company, they may be deemed to be a promoter under the Securities Act Rule 405.

Independence of the Board of Directors

For a director to be “independent” under these standards, the Board must affirmatively determine that the director has no material relationship with us, either directly or as a partner, shareholder, or officer of an organization that has a relationship with us. Applying corporate governance standards, and all other applicable laws, rules and regulations, the Board of Directors has determined that none of our directors are independent. This does not constitute an independent board of directors.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings was $16,500 and $4,500 for the fiscal year ended December 31, 2016 and 2015, respectively.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2016 and 2015.

Tax Fees

For the Company’s fiscal years ended December 31, 2016 and 2015, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2016 and 2015.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

+In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mon Space Net, Inc.

April 17, 2017	By:	/s/ Lai Chai Suang
Lai Chai Suang
Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lai Chai Suang	Chief Executive Officer,	April 17, 2017
Lai Chai Suang	Chief Financial Officer and Director

Signature	Title	Date

/s/ Musa Bin Hassan	President	April 17, 2017
Musa Bin Hassan

Signature	Title	Date

/s/ Low Koon Poh	Director	April 17, 2017
Low Koon Poh

Signature	Title	Date

/s/ Chan Foo Weng	Director	April 17, 2017
Chan Foo Weng

