Form 10-Q
period 2017-03-31
MON SPACE NET INC.
filed 2017-05-15
CIK 1670538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 213,330,000 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of May 15, 2017.

Mon Space Net Inc.

Quarterly Report on Form 10-Q

For the period ended March 31, 2017

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited interim financial statements of Mon Space Net Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Mon Space Net Inc.

MON SPACE NET INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS
Current assets
Cash and cash equivalents	$46,249	$65,700
Receivables - related party	6,599	1,599
Other current assets	271	-
Total current assets	53,119	67,299

Total assets	$53,119	$67,299

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$-	$2,625
Note payable - related party	11,476	11,476
Total current liabilities	11,476	14,101

Total liabilities	11,476	14,101

Stockholders' equity
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 213,330,000 shares issued and outstanding	213,330	213,330
Additional paid-in capital	21,216	18,592
Accumulated deficit	(192,900)	(178,724)
Accumulated other comprehensive loss	(3)	-
Total stockholders' equity	41,643	53,198
Total liabilities and stockholders' equity	$53,119	$67,299

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MON SPACE NET INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating expenses
General and administrative	$14,157	$12,517
Total operating expenses	14,157	12,517

Loss from operations	14,157	12,517

Other expense	(19)	-

Net loss	$(14,176)	$(12,517)
Other comprehensive loss
Foreign currency translation adjustments	(3)	-
Comprehensive loss	(14,179)	(12,517)

Basic and diluted net loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	213,330,000	213,330,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MON SPACE NET INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,176)	$(12,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivables - related party	(5,000)	-
Other current assets	(272)	-
Accounts payable	(2,625)
Cash used in operating activities	(22,073)	(12,517)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	2,625	12,517
Proceeds from sale of common stock	-	8,330
Cash provided by financing activities	2,625	20,847

Effect of exchange rate changes on cash and cash equivalents	(3)	-

Net change in cash and cash equivalents	(19,451)	8,330
Cash and cash equivalents, beginning of period	65,700	-
Cash and cash equivalents, end of period	$46,249	$8,330

SUPPLEMENTAL CASH FLOWS DISCLOSURE
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MON SPACE NET INC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in all material respects.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MSNI (M) Sdn. Bhd. Intercompany transactions and balances have been eliminated.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions. Balances held by the Company are not typically in excess of FDIC insured limits. At March 31, 2017, all of the Company’s cash was deposited in one bank.

Loss Per Common Share

Loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the entity. As of March 31, 2017, there are no outstanding dilutive securities.

Foreign Currency

The Company has determined that the functional currency of the Company is U.S. Dollars. Foreign currency transaction gains and losses are included in the statement of operations as other income (expense).

Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – GOING CONCERN

The Company has not yet generated any revenue since its inception and has operating losses of $14,176 for the three months ended March 31, 2017. The Company's continuation as a going concern is dependent on its ability to execute its operation plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to our company. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company's ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

During the March 2017, the Company recorded $2,625 in additional paid in capital for filing expenses paid on behalf of the Company from one of its directors, Low Koon Poh.

NOTE 4 – RELATED PARTY TRANSACTION

During January 2017, the Company paid certain general and administrative expenses on behalf of Mon Space Plantation Inc, a company whose directors include Lai Chai Suang, Low Koon Poh and Chan Foo Weng, who are also directors of Mon Space Net Inc. in the amount of $5,000. The amounts are recorded as a receivable on the accompanying balance sheet.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

We generated no revenue for the three months ended March 31, 2017 and March 31, 2016, and the following summarizes our operating expenses, and net loss for all periods presented below. The Company’s operations to date have been limited to offering shares of Common Stock to investors.

The table below sets forth line items from the Company’s unaudited consolidated Statements of Operations.

	Three Months Ended
	March 31,			Percentage
	2017	2016	Inc. (Dec.)	Inc. (Dec.)
Operating expenses
General and administrative	$14,157	$12,517	$1,640	13%
Total operating expenses	14,157	12,517	1,640	13%

Loss from operations	14,157	12,517	1,640	13%

Other expenses	(19)	-	19	100%

Net loss	$(14,176)	$(12,517)	$1,659	13%

Three Months Ended March 31, 2017 compared with Three Months Ended March 31, 2016

General and administrative: The consolidated general and administrative expenses increased $1,640, or 13%, to $14,157 for the three months ended March 31, 2017 from $12,517 for the three months ended March 31, 2016. The increase was attributable to the inclusion of the subsidiary-incurred secretarial, printing and stationery fees as well as increase in filing fees.

Other expenses: The consolidated other expenses increased $19, or 100%, to $19 for the three months ended March 31, 2017 from $nil for the three months ended March 31, 2016. The increase was attributable to foreign currency transactions carried out by the wholly owned subsidiary, MSNI (M) Sdn. Bhd.

Net loss: Net loss increased by $1,659, or 13%, to $14,176 for the three months ended March 31, 2017 from $12,517 for the three months ended March 31, 2016. The increase in net loss was driven by an increase of $1,640 in total general and administrative expenses and an increase of $19 in other expenses.

Liquidity and Capital Resources

As of March 31, 2017, we had a cash balance of $46,249. During the first three months ended March 31, 2017, we had no cash inflows, and operations used $19,448 in cash. We can provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months.

We have nominal assets and have generated no revenues since inception. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. In addition, our company may, from time to time, receive continued funding and capital resources from related parties. However, as of the date of this Form 10, such related parties do not have any existing obligation to advance funds or working capital to support our business, nor can our company rely on any advance funds from such related parties. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2017. Therefore our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

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

Going Concern

We have not yet generated any revenue since its inception and has operating losses of $14,176 for the three months ended March 31, 2017. Our continuation as a going concern is dependent on our ability to execute our operating plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to our company. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern; however, the above conditions raise substantial doubt about our ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the we were unable to continue as a going concern.

We are attempting to generate sufficient revenue; however, our cash position may not be sufficient to support our daily operations. While we believe in the viability of our strategy to generate sufficient revenues in the future and in our ability to raise additional funds, there can be no assurances to that effect. The ability of us to continue as a going concern is dependent upon our ability to further implement our business plan, generate sufficient revenue to cover operating expenses and in our ability to raise additional funds

Significant and Critical Accounting Policies and Practices

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MSNI (M) Sdn. Bhd. Intercompany transactions and balances have been eliminated

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions. Balances held by the Company are not typically in excess of FDIC insured limits. At March 31, 2017, all of the Company’s cash was deposited in one bank.

Foreign Currency

The Company has determined that the functional currency of the Company is U.S. Dollars. Foreign currency transaction gains and losses are included in the statement of operations as other income (expense).

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of March 31, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

PART II— OTHER INFORMATION

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

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3.	Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	Exhibits.

Exhibit Number	Description

10.1*	Acquisition Agreement by and among Mon Space Net Inc. Dato’ Sri Lai Chai Suang and Wong Tat Foong dated April 7, 2017
10.2*	Collaboration Agreement by and between MSNI (M) Sdn. Bhd. and Monspacemall Sdn Bhd dated April 7, 2017
21.1*	List of Subsidiary
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

* Incorporated by reference to the exhibits to our current report on Form 8-K filed with the SEC on April 20, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mon Space Net Inc.

Date: May 15, 2017	By:	/s/ Lai Chuai Suang
Lai Chuai Suang
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

