Form 10-Q
period 2017-06-30
MON SPACE NET INC.
filed 2017-08-21
CIK 1670538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-210519

MON SPACE NET INC.

(Exact name of registrant as specified in its Charter)

Nevada	7370	81-2629386
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification Number)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 213,330,000 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of August 21, 2017.

Mon Space Net Inc.

Quarterly Report on Form 10-Q

For the period ended June 30, 2017

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited interim financial statements of Mon Space Net Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Mon Space Net Inc. and Subsidiary

MON SPACE NET INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$24,274	$65,700
Receivables - related party	46,726	1,599
Other current assets	210	-
Total current assets	71,210	67,299

Total assets	$71,210	$67,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$-	$2,625
Note payable - related party	11,476	11,476
Due to related party	8,858	-
Total current liabilities	20,334	14,101

Total liabilities	20,334	14,101

Stockholders’ equity
Common stock, $0.001 par value, 1,000,000,000 authorized, 213,330,000 shares issued and outstanding	213,330	213,330
Additional paid-in capital	21,217	18,592
Accumulated deficit	(183,927)	(178,724)
Accumulated other comprehensive income	256	-
Total stockholders’ equity	50,876	53,198
Total liabilities and stockholders’ equity	$71,210	$67,299

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MON SPACE NET INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues	$39,763	$-	$39,763	$-

Operating expenses
General and administrative	30,809	5,700	44,966	18,217
Total operating expenses	30,809	5,700	44,966	18,217

Income (loss) from operations	8,954	(5,700)	(5,203)	(18,217)

Other income	19	-	-	-

Provision for income tax	-	-	-	-

Net income (loss)	$8,973	$(5,700)	$(5,203)	$(18,217)
Other comprehensive income (loss):
Foreign currency translation adjustments	259	-	256	-
Comprehensive income (loss)	9,232	(5,700)	(4,947)	(18,217)

Basic and diluted net income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	213,330,000	213,330,000	213,330,000	10,904,231

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MON SPACE NET INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,203)	$(18,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivables - related party	(45,127)	-
Other current assets	(210)	-
Accounts payable	(2,625)	1,125
Net cash used in operating activities	(53,165)	(17,092)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	2,625	17,092
Advance from related party	8,858	201,476
Proceeds from sale of common stock	-	8,330
Net cash provided by financing activities	11,483	226,898

Effect of exchange rate changes on cash and cash equivalents	256	-

Net change in cash and cash equivalents	(41,426)	209,806
Cash and cash equivalents, beginning of period	65,700	-
Cash and cash equivalents, end of period	$24,274	$209,806

SUPPLEMENTAL CASH FLOWS DISCLOSURE
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

On March 28, 2017, the Company incorporated MSNI (M) Sdn. Bhd., a company formed under the laws of Malaysia, as a wholly owned subsidiary. The Company started generating revenue effective April 1, 2017 from the collaboration with Monspacemall Sdn Bhd for the e-commerce business.

Basis of Presentation

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in all material respects. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2016.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions. Balances held by the Company are not typically in excess of FDIC insured limits. As of June 30, 2017, all of the Company’s cash was deposited in two banks.

Revenue Recognition

Revenues consist of profit sharing revenues from a collaboration agreement with Monspacemall Sdn Bhd (“MSMSB”). The Company recognizes revenue when it receives the monthly invoice and record from MSMSB showing products are shipped, and all risks and rewards of ownership have been transferred to third-party customers, minus the cost of production and related operating expenses incurred by MSMSB.

Income (Loss) Per Common Share

Loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the entity. As of June 30, 2017, there are no outstanding dilutive securities.

Foreign Currency

The Company has determined that the functional currency of the Company is U.S. Dollars. Foreign currency transaction gains and losses are included in the statement of operations as other income (expense). MSNI (M) Sdn. Bhd.’s functional currency is the Malaysian Ringgit. The Company translates their financial statements from their functional currencies into the U.S. dollar.

An entity’s functional currency is the currency of the primary economic environment in which it operates and is generally the currency in which the business generates and expends cash. MSNI (M) Sdn. Bhd., whose functional currency is the Malaysian Ringgit, translate their assets and liabilities into U.S. dollars at the exchange rates in effect as of the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average exchange rates for the year. Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of equity. Foreign exchange gains and losses included in net income result from foreign exchange fluctuations on transactions denominated in a currency other than an entity’s functional currency.

Income taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carry forwards. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company has tax losses that may be applied against future taxable income. The potential tax benefit arising from these loss carryforwards are offset by a valuation allowance due to uncertainty of profitable operations in the future.

Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

NOTE 2 – GOING CONCERN

The Company generated minimal revenue from the collaboration with Monspacemall Sdn Bhd and had an accumulated deficit of $183,927. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to execute its operational plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to our company. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

During March 2017, the Company recorded $2,625 in additional paid in capital for filing expenses paid on behalf of the Company from one of its directors, Low Koon Poh.

NOTE 4 – RELATED PARTY TRANSACTIONS

Collaborative Arrangement

In April 2017, the Company, through its wholly-owned subsidiary, MSNI (M) Sdn Bhd. (“MSNI”), entered into a collaboration agreement with Monspacemall Sdn Bhd (“MSMSB”) to develop, maintain and operate an e-commerce business. Lai Chai Suang, the Company’s Chief Executive Officer and Chief Financial Officer , is also a shareholder and director of MSMSB.

MSMSB is responsible for the operation of the e-commerce platform and is also the principal in the end-customer product sales. MSMSB has the primary responsibility for order fulfillment, collection of receivables and handling of sales returns in all territories.

MSNI contributed a consumer database up to a maximum of 500,000   persons in exchange for the profit sharing arrangement in an amount equal to 50% of the net profits from the collaboration agreement, which is included in net revenue.

The agreement is initially valid for a year and automatically renews in one-year increments or whenever both parties agree to terminate it.

Net revenue from this collaborative arrangement was $39,763 for the three months and six months ended June 30, 2017. As of June 30, 2017, the Company had a receivable from MSMSB of $40,127.

Acquisition Agreement

On April 7, 2017, the Company entered into an acquisition agreement with the shareholders of MSMSB pursuant to which the Company agreed to purchase a 100% equity interest, or 100,000 ordinary shares of MSMSB for an aggregate purchase price of $50,000. The consummation of the acquisition is subject to the completion of an audit of MSMSB.

Other Related Party Transactions

In January 2017, the Company paid certain general and administrative expenses on behalf of Mon Space Plantation Inc, a company whose directors include Lai Chai Suang, Low Koon Poh and Chan Foo Weng, in the amount of $6,599. The amounts are recorded as a receivable on the accompanying balance sheet.

In June 2017, the Company’s director, Low Koon Poh, paid employees’ salaries and deposited cash to open a bank account on behalf of the Company of approximately $8,800.

The Company has evaluated all transactions through the financial statement issuance date for subsequent event disclosure consideration.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We generated minimal revenue for the three and six months ended June 30, 2017 and no revenue for the three and six months ended June 30, 2016. The following table summarizes our operating expenses, and net income (loss) for all periods presented below. The Company’s operations to date have been limited to offering shares of Common Stock to investors, and collaboration arrangement with Monspacemall Sdn Bhd.

The table below sets forth line items from the Company’s unaudited consolidated Statements of Operations.

	Three Months Ended
	June 30,			Percentage
	2017	2016	Inc. (Dec.)	Inc. (Dec.)
Revenue	39,763	-	39,763	100%

Operating expenses
General and administrative	$30,809	$5,700	25,109	441%
Total operating expenses	30,809	5,700	25,109	441%

Income (loss) from operations	8,954	(5,700)	14,654	257%

Other income	19	-	19	100%

Net income (loss)	$8,973	$(5,700)	14,673	257%

Three Months Ended June 30, 2017 compared with Three Months Ended June 30, 2016

Revenue: The consolidated revenue increased $39,763, or 100%, to $39,763 for the three months ended June 30, 2017 from $nil for the three months ended June 30, 2016. The increase in revenue is from the profit sharing arrangement with Monspacemall starting in April 2017, where MSNI Malaysia has agreed to contribute to the business an initial consumer database of up to 500,000 members to receive 50% of the profit generated from monspacemall.com.

General and administrative: The consolidated general and administrative expenses increased $25,109, or 441%, to $30,809 for the three months ended June 30, 2017 from $5,700 for the three months ended June 30, 2016. The increase was attributable to secretarial, printing and stationery fees as well as an increase in audit, filing and registration fees.

Other income: The consolidated other income increased $19, or 100%, to $19 for the three months ended June 30, 2017 from $nil for the three months ended June 30, 2016. The increase was attributable to foreign currency transactions by MSNI (M) Sdn. Bhd, a company formed under the laws of Malaysia on March 28, 2017, as a wholly owned subsidiary.

Net income (loss): Net income increased by $14,673, or 257%, to $8,973, for the three months ended June 30, 2017 from net loss of $5,700 for the three months ended June 30, 2016. The increase in net income was driven by revenue from the collaboration arrangement with Monspacemall, offset by increases in general and administrative expenses.

	Six Months Ended
	June 30,			Percentage
	2017	2016	Inc. (Dec.)	Inc. (Dec.)
Revenue	39,763	-	39,763	100%

Operating expenses
General and administrative	$44,966	$18,217	26,749	147%
Total operating expenses	44,966	18,217	26,749	147%

Loss from operations	(5,203)	(18,217)	(13,014)	(71%)

Other expenses	-	-	-	0%

Net loss	$(5,203)	$(18,217)	(13,014)	(71%)

Six Months Ended June 30, 2017 compared with Six Months Ended June 30, 2016

Revenue: The consolidated revenue increased $39,763, or 100%, to $39,763 for the six months ended June 30, 2017 from $nil for the six months ended June 30, 2016. The increase in revenue is from the profit sharing arrangement with Monspacemall starting in April 2017, where MSNI Malaysia has agreed to contribute to the business an initial consumer database of up to 500,000 members to receive 50% of the profit generated from monspacemall.com.

General and administrative: The consolidated general and administrative expenses increased $26,749, or 147%, to $44,966 for the six months ended June 30, 2017 from $18,217 for the six months ended June 30, 2016. The increase was attributable to secretarial, printing and stationery fees as well as an increase in audit, filing and registration fees.

Net loss: Net loss decreased by $13,014, or 71%, to $5,203 for the six months ended June 30, 2017 from $18,217 for the six months ended June 30, 2016. The decrease in net loss was driven by revenue from the collaboration arrangement with Monspacemall, offset by increases in general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2017, we had a cash balance of $24,274. During the six months ended June 30, 2017, we used approximately $53,000 in cash for operating activities and were provided with approximately $11,000 through financing activities. We can provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months.

We have nominal assets and have generated minimal revenues since inception. We currently have no material commitments for capital expenditures. We may be required to raise additional funds, particularly if we are unable to generate positive cash flow as a result of our operations. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months. In addition, our company may, from time to time, receive continued funding and capital resources from related parties. However, as of the date of this Form 10-Q, such related parties do not have any existing obligation to advance funds or working capital to support our business, nor can our company rely on any advance funds from such related parties. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations and to provide working capital necessary for our ongoing operations and obligations. We may need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company. We do not anticipate we will be profitable in 2017. Therefore, our future operations may be dependent on our ability to secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations.

We anticipate that, depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

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

Going Concern

The Company generated minimal revenue from the collaboration with Monspacemall Sdn Bhd and had an accumulated deficit of $183,927. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to execute its operational plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to our company. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months.

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

Foreign Currency

The Company has determined that the functional currency of the Company is U.S. Dollars. Foreign currency transaction gains and losses are included in the statement of operations as other income (expense). MSNI (M) Sdn. Bhd.’s functional currency is the Malaysian Ringgit. The Company translates their financial statements from their functional currencies into the U.S. dollar.

An entity’s functional currency is the currency of the primary economic environment in which it operates and is generally the currency in which the business generates and expends cash. MSNI (M) Sdn. Bhd., whose functional currency is the Malaysian Ringgit, translate their assets and liabilities into U.S. dollars at the exchange rates in effect as of the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average exchange rates for the year. Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of equity. Foreign exchange gains and losses included in net income result from foreign exchange fluctuations on transactions denominated in a currency other than an entity’s functional currency.

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

Revenue Recognition

Revenues consist of profit sharing revenues from a collaboration agreement with Monspacemall Sdn Bhd (“MSMSB”). The Company recognizes revenue when it receives the monthly invoice and record from MSMSB showing products are shipped, and all risks and rewards of ownership have been transferred to third-party customers, minus the cost of production and related operating expenses incurred by MSMSB.

Contractual Obligations

We do not have any contractual obligations at this time.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4.	Controls and Procedures.

Disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of June 30, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

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

Mon Space Net Inc.

Date: August 21, 2017	By:	/s/ Lai Chuai Suang
Lai Chuai Suang
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

