Form 10-Q/A
period 2017-06-30
MON SPACE NET INC.
filed 2017-11-20
CIK 1670538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

The purpose of this Amendment No. 1 to Mon Space Net Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on August 21, 2017 is to restate the Company’s consolidated financial statements and related disclosures for the three six months ended June 30, 2017. The restatement reflects adjustments to correct (1) the non-cash error in the Company’s accounting for the period end revenue cut-off accrual. The error was discovered during the review process; and (2) two invoices that were sent to a customer were incorrectly denominated in U.S. Dollar (USD) when the amount should have been in Chinese Yuan (CNY). This was discovered in connection with the third quarter 2017 closing process by the Company.

The nature and impact of these adjustments are described in Note 1: “Basis of Presentation and Restatement” in this Form 10-Q/A. The restatement has resulted in the Company’s reducing its previously reported net income of $8,973 for the three months ended June 30, 2017 to a net loss of $4,522 and increasing its previously reported net loss of $5,203 to $18,698 for the six months ended June 30, 2017.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

Mon Space Net Inc.

Quarterly Report on Form 10-Q

For the period ended June 30, 2017

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited interim financial statements of Mon Space Net Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q/A:

Mon Space Net Inc. and Subsidiary

MON SPACE NET INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2017	2016
	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$24,274	$65,700
Receivables - related party	33,417	1,599
Other current assets	210	-
Total current assets	57,901	67,299

Total assets	$57,901	$67,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$-	$2,625
Note payable - related party	11,476	11,476
Due to related party	8,858	-
Total current liabilities	20,334	14,101

Total liabilities	20,334	14,101

Stockholders’ equity
Common stock, $0.001 par value, 1,000,000,000 authorized, 213,330,000 shares issued and outstanding	213,330	213,330
Additional paid-in capital	21,217	18,592
Accumulated deficit	(197,422)	(178,724)
Accumulated other comprehensive income	442	-
Total stockholders’ equity	37,567	53,198
Total liabilities and stockholders’ equity	$57,901	$67,299

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MON SPACE NET INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Restated)		(Restated)

Revenues – related party	$26,268	$-	$26,268	$-

Operating expenses
General and administrative	30,809	5,700	44,966	18,217
Total operating expenses	30,809	5,700	44,966	18,217

Loss from operations	(4,541)	(5,700)	(18,698)	(18,217)

Other income	19	-	-	-

Provision for income tax	-	-	-	-

Net loss	$(4,522)	$(5,700)	$(18,698)	$(18,217)
Other comprehensive loss:
Foreign currency translation adjustments	632	-	442	-
Comprehensive loss	(3,890)	(5,700)	(18,256)	(18,217)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	213,330,000	213,330,000	213,330,000	10,904,231

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MON SPACE NET INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,698)	$(18,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivables - related party	(31,818)	-
Other current assets	(210)	-
Accounts payable	(2,625)	1,125
Net cash used in operating activities	(53,351)	(17,092)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	2,625	17,092
Advance from related party	8,858	201,476
Proceeds from sale of common stock	-	8,330
Net cash provided by financing activities	11,483	226,898

Effect of exchange rate changes on cash and cash equivalents	442	-

Net change in cash and cash equivalents	(41,426)	209,806
Cash and cash equivalents, beginning of period	65,700	-
Cash and cash equivalents, end of period	$24,274	$209,806

SUPPLEMENTAL CASH FLOWS DISCLOSURE
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

Restatement of previously issued consolidated financial statements

The Company has restated the accompanying quarterly consolidated financial statements as of and for the three and six months ended June 30, 2017 through the filing of this Form 10-Q/A. The restatement reflects adjustments below:

1.	The restatement of the Original Form 10-Q reflected in this amendment corrects errors in the amount of revenue recognized for April and May 2017 from a collaborative profit sharing arrangement with Monspacemall Sdn Bhd., a related party. Specifically, the Company mistakenly recorded April and May 2017 sales revenue and costs denominated in Chinese Yuan (CNY) as U.S. Dollar (USD). This was discovered in connection with the third quarter closing process. The effect of the correction on consolidated balance sheet as of June 30, 2017 and consolidated statements of operations and other comprehensive loss for the three months ended June 30, 2017 and for the six months ended June 30, 2017 is summarized in the following table.

2.	The restatement of the Original Form 10-Q reflected in this amendment also adjusts the accrual of June revenues from the collaborative profit sharing arrangement with Monspacemall Sdn Bhd. The error was discovered during the third quarter review process. The effect of the adjustment on the consolidated balance sheet as of June 30, 2017 and consolidated statements of operations and other comprehensive loss for the three months ended June 30, 2017 and for the six months ended June 30, 2017 is summarized in the following table.

	As Originally	Currency Error	Accrual
	Reported	Correction	Adjustment	Restated
Consolidated Balance Sheet
Receivables – related party	$46,726	$(34,062)	$20,753	$33,417
Accumulated deficit	$(183,927)	$(33,907)	$20,412	$(197,422)
Accumulated other comprehensive loss	$256	$(155)	$341	$442

Consolidated Statement of Operations – for the three months ended
Revenue	$39,763	$(33,907)	$20,412	$26,268
Net income (loss)	$8,973	$(33,907)	$20,412	$(4,522)
Foreign currency translation adjustments	$446	$(155)	$341	$632
Total comprehensive income (loss)	$9,419	$(34,062)	$20,753	$(3,890)

Consolidated Statement of Operations – for the six months ended
Revenue	$39,763	$(33,907)	$20,412	$26,268
Net income (loss)	$(5,203)	$(33,907)	$20,412	$(18,698)
Foreign currency translation adjustments	$256	$(155)	$341	$442
Total comprehensive income (loss)	$(4,947)	$(34,062)	$20,753	$(18,256)

Consolidated Statement of Cash Flow
Net income (loss)	$(5,203)	$(33,907)	$20,412	$(18,698)
Receivables - related party	$(45,127)	$34,062	$(20,753)	$(31,818)
Effect of exchange rate changes on cash and cash equivalents	$256	$(155)	$341	$442

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

Revenue Recognition

Revenues consist of profit sharing revenues from a collaboration agreement with Monspacemall Sdn Bhd (“MSMSB”). The Company recognizes revenue when it receives the monthly invoice and reconciliation from MSMSB showing products shipped, and all risks and rewards of ownership have been transferred to third-party customers, minus the cost of production and related operating expenses incurred by MSMSB.

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

NOTE 2 – GOING CONCERN

The Company generated minimal revenue from the collaboration with Monspacemall Sdn Bhd and had an accumulated deficit of $197,422. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to execute its operational plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to our company. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Collaborative Arrangement

In April 2017, the Company, through its wholly-owned subsidiary, MSNI (M) Sdn Bhd. (“MSNI”), entered into a collaboration agreement with Monspacemall Sdn Bhd (“MSMSB”) to develop, maintain and operate an e-commerce business. Lai Chai Suang, the Company’s Chief Executive Officer and Chief Financial Officer, is also a shareholder and director of MSMSB.

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

Net revenue from this collaborative arrangement was $26,268 for the three months and six months ended June 30, 2017. As of June 30, 2017, the Company had a receivable from MSMSB of $33,417.

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

The table below sets forth line items from the Company’s unaudited consolidated Statements of Operations.

	Three Months Ended
	June 30,			Percentage
	2017	2016	Inc. (Dec.)	Inc. (Dec.)
	(Restated)
Revenue	26,268	-	26,268	100%

Operating expenses
General and administrative	$30,809	$5,700	25,109	441%
Total operating expenses	30,809	5,700	25,109	441%

Loss from operations	(4,541)	(5,700)	1,159	-20%

Other income	19	-	19	100%

Net loss	$(4,522)	$(5,700)	1,178	-21%

Three Months Ended June 30, 2017 compared with Three Months Ended June 30, 2016

Revenue: The consolidated revenue increased $26,268, or 100%, to $26,268 for the three months ended June 30, 2017 from $nil for the three months ended June 30, 2016. The increase in revenue is from the profit sharing arrangement with Monspacemall starting in April 2017, where MSNI Malaysia has agreed to contribute to the business an initial consumer database of up to 500,000 members to receive 50% of the profit generated from monspacemall.com.

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

Net loss: Net loss decreased by $1,178, or 21%, to $4,522, for the three months ended June 30, 2017 from net loss of $5,700 for the three months ended June 30, 2016. The decrease in net loss was driven by revenue from the collaboration arrangement with Monspacemall, offset by increases in general and administrative expenses.

	Six Months Ended
	June 30,			Percentage
	2017	2016	Inc. (Dec.)	Inc. (Dec.)
	(Restated)
Revenue	26,268	-	26,268	100%

Operating expenses
General and administrative	$44,966	$18,217	26,749	147%
Total operating expenses	44,966	18,217	26,749	147%

Loss from operations	(18,698)	(18,217)	(481)	3%

Other expenses	-	-	-	0%

Net loss	$(18,698)	$(18,217)	(481)	3%

Six Months Ended June 30, 2017 compared with Six Months Ended June 30, 2016

Revenue: The consolidated revenue increased $26,268, or 100%, to $26,268 for the six months ended June 30, 2017 from $nil for the six months ended June 30, 2016. The increase in revenue is from the profit sharing arrangement with Monspacemall starting in April 2017, where MSNI Malaysia has agreed to contribute to the business an initial consumer database of up to 500,000 members to receive 50% of the profit generated from monspacemall.com.

General and administrative: The consolidated general and administrative expenses increased $26,749, or 147%, to $44,966 for the six months ended June 30, 2017 from $18,217 for the six months ended June 30, 2016. The increase was attributable to secretarial, printing and stationery fees as well as an increase in audit, filing and registration fees.

Net loss: Net loss increased by $481, or 3%, to $18,698 for the six months ended June 30, 2017 from $18,217 for the six months ended June 30, 2016. The increase in net loss was driven by increases in general and administrative expenses, offset by revenue from the collaboration arrangement with Monspacemall.

Liquidity and Capital Resources

As of June 30, 2017, we had a cash balance of $24,274. During the six months ended June 30, 2017, we used approximately $53,351 in cash for operating activities and were provided with approximately $11,483 through financing activities. We can provide no assurance that we can continue to satisfy our cash requirements for at least the next twelve months.

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

Going Concern

The Company generated minimal revenue from the collaboration with Monspacemall Sdn Bhd and had an accumulated deficit of $197,422. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to execute its operational plan to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to our company. We estimate that based on current plans and assumptions, our available cash will not be sufficient to satisfy our cash requirements under our present operating expectations, without further financing, for up to 12 months.

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

Revenue Recognition

Revenues consist of profit sharing revenues from a collaboration agreement with Monspacemall Sdn Bhd (“MSMSB”). The Company recognizes revenue when it receives the monthly invoice and reconciliation from MSMSB showing products shipped, and all risks and rewards of ownership have been transferred to third-party customers, minus the cost of production and related operating expenses incurred by MSMSB.

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

Mon Space Net Inc.

Date: November 20, 2017	By:	/s/ Lai Chuai Suang
Lai Chuai Suang
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

