Form 10-Q
period 2017-09-30
MON SPACE NET INC.
filed 2017-11-20
CIK 1670538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity: 213,330,000 shares of the registrant’s common stock, par value of $0.001 per share, were outstanding as of November 20, 2017.

Mon Space Net Inc.

Quarterly Report on Form 10-Q

For the period ended September 30, 2017

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited interim consolidated financial statements of Mon Space Net Inc. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Mon Space Net Inc. and Subsidiary

MON SPACE NET INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$21,426	$65,700
Receivables - related party	331,613	1,599
Other current assets	142	-
Total current assets	353,181	67,299

Total assets	$353,181	$67,299

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$82,779	$2,625
Note payable - related party	11,476	11,476
Due to related parties	13,149	-
Total current liabilities	107,404	14,101

Total liabilities	107,404	14,101

Stockholders' equity
Common stock, $0.001 par value, 1,000,000,000 authorized, 213,330,000 shares issued and outstanding	213,330	213,330
Additional paid-in capital	22,718	18,592
Retained earnings (Accumulated deficit)	2,374	(178,724)
Accumulated other comprehensive income	7,355	-
Total stockholders' equity	245,777	53,198
Total liabilities and stockholders' equity	$353,181	$67,299

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MON SPACE NET INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue – related party	$357,547	$-	$383,815	$-

Operating expenses
General and administrative	81,778	3,039	126,744	21,256
Total operating expenses	81,778	3,039	126,744	21,256

Income (loss) from operations	275,769	(3,039)	257,071	(21,256)

Other expenses	(19)	-	(19)	-

Income before income tax	275,750	(3,039)	257,052	(21,256)

Provision for income tax	75,954	-	75,954	-

Net income (loss)	$199,796	$(3,039)	$181,098	$(21,256)
Other comprehensive income
Foreign currency translation adjustments	6,913	-	7,355	-
Comprehensive income (loss)	$206,709	$(3,039)	$188,453	$(21,256)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)
Weighted average number of common shares outstanding – basic and diluted	213,330,000	213,330,000	213,330,000	173,032,591

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MON SPACE NET INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$181,098	$(21,256)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Receivables - related party	(330,014)	-
Other current assets	(142)	-
Accounts payable	80,154	2,625
Net cash used in operating activities	(68,904)	(18,631)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions	4,126	18,592
Advances from related parties	13,149	201,476
Proceeds from sale of common stock	-	208,330
Net cash provided by financing activities	17,275	428,398

Effect of exchange rate changes on cash and cash equivalents	7,355	-

Net change in cash and cash equivalents	(44,274)	409,767
Cash and cash equivalents, beginning of period	65,700	-
Cash and cash equivalents, end of period	$21,426	$409,767

SUPPLEMENTAL CASH FLOWS DISCLOSURE
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

On March 28, 2017, the Company incorporated MSNI (M) Sdn. Bhd. (“MSNI Malaysia”), a company formed under the laws of Malaysia, as a wholly owned subsidiary. The Company started generating revenue effective April 1, 2017 from the collaboration with Monspacemall Sdn Bhd for the e-commerce business.

On September 25, 2017, the Company incorporated MSNI (HK) Limited (“MSNI HK”), a company formed under the laws of Hong Kong, as a wholly owned subsidiary. The Company had minimal operations since incorporation through the financial statement issuance date.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, MSNI (M) Sdn. Bhd., and MSNI (HK) Limited. Intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions. Balances held by the Company are not typically in excess of FDIC insured limits. As of September 30, 2017, all of the Company’s cash was deposited in two banks.

Revenue Recognition

Revenues consist of profit sharing revenues from a collaboration agreement with Monspacemall Sdn Bhd (“MSMSB”). The Company recognizes revenue when it receives the monthly invoice and reconciliation from MSMSB showing products shipped and all risks and rewards of ownership have been transferred to third-party customers.

Income (Loss) Per Common Share

Basic income (loss) per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the net income of the entity. As of September 30, 2017, there are no outstanding dilutive securities.

Foreign Currency

An entity’s functional currency is the currency of the primary economic environment in which it operates and is generally the currency in which the business generates and expends cash. The Company has determined that the functional currency of the Company is U.S. Dollars. MSNI Malaysia, whose functional currency is the Malaysian Ringgit, and MSNI HK, whose functional currency is the Hong Kong Dollar, translate their assets and liabilities into U.S. dollars at the exchange rates in effect as of the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average exchange rates for the year. Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of equity. Foreign exchange gains and losses included in net income result from foreign exchange fluctuations on transactions denominated in a currency other than an entity’s functional currency.

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

NOTE 2 – LIQUIDITY AND GOING CONCERN

The Company generated revenue from the collaboration arrangement with a related party for the nine months ended September 30, 2017 and had retained earnings of $2,374 as of September 30, 2017. As of September 30, 2017, the Company had cash and cash equivalents of $21,426 and receivables from a related party of $331,613. We estimate that based on current plans and assumptions, our available working capital will be sufficient to satisfy our cash requirements under our present operating expectations for up to 12 months. However, the Company’s working capital resource significantly relies on the operation of a website controlled by a related party from a collaborative arrangement. Accordingly, the Company’s continuation as a going concern is also dependent on its ability to execute its operational plan to diversify its sources of cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required. There can be no assurance that the necessary debt or equity financing will be available, or will be available on terms acceptable to our company.

NOTE 3 – EQUITY

The Company is authorized to issue 1,000,000,000 shares of common stock.

During March 2017, the Company recorded $4,126 in additional paid in capital for filing expenses paid on behalf of the Company from one of its directors, Low Koon Poh.

NOTE 4 – INCOME TAX

For the nine months ended September 30, 2017 and 2016, the Company had income tax losses from U.S. and Hong Kong entities that may be applied against future taxable income. The potential tax benefit arising from these loss carryforwards are offset by a valuation allowance due to the uncertainty of profitable operations in the future.

For the nine months ended September 30, 2017, MSNI Malaysia is subject income taxes under the tax laws of Malaysia. A resident company is taxed at an approximate rate of 24% if the chargeable income is in excess of MYR 500,000 in Malaysia. MSNI Malaysia accrued $75,954 of tax expenses estimated by the net income for the nine months ended September 30, 2017.

 The effective income tax provision for the nine months ended September 30, 2017 differed from the computed “expected” income tax expense with effective income tax rate of 35% in United States on income before income taxes for the following reasons:

For the nine months ended September 30, 2017

Computed income tax provision at statutory tax rate of 35%	$89,968
Foreign tax rate differential	(34,204)
Changes in allowance on deferred tax assets	20,190

Provision for income tax	$75,954

NOTE 5 – RELATED PARTY TRANSACTIONS

Collaborative Arrangement

In April 2017, the Company, through its wholly-owned subsidiary, MSNI Malaysia, entered into a collaboration agreement with MSMSB to develop, maintain and operate an e-commerce business. Lai Chai Suang, the Company’s Chief Executive Officer and Chief Financial Officer, is also a shareholder and director of MSMSB.

MSMSB is responsible for the operation of the e-commerce platform and is also the principal in the end-customer product sales. MSMSB has the primary responsibility for order fulfillment, collection of receivables and handling of sales returns in all territories.

MSNI Malaysia contributed a consumer database up to a maximum of 500,000 persons in exchange for the profit sharing arrangement in an amount equal to 50% of the net profits from the collaboration agreement, which is included in net revenue.

On November 8, 2017, MSNI Malaysia and MSMSB agreed to revise the profit sharing arrangement to an amount equal to 6.5% of sales and the revision shall take effect retroactively as of August 1, 2017.

The agreement is initially valid for a year and automatically renews in one-year increments or whenever both parties agree to terminate it.

Net revenue from this collaborative arrangement was $357,547 and $383,815 for the three and nine months ended September 30, 2017, respectively. As of September 30, 2017, the Company had a receivable from MSMSB of $325,014.

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

In June 2017, the Company’s director, Low Koon Poh, paid employees’ salaries and deposited cash to open a bank account on behalf of the Company of approximately $8,800. The amounts are recorded as due to related parites on the accompanying balance sheet.

During the nine months ended September 30, 2017, two companies, whose directors include Low Koon Poh, provided certain general and administrative services to the Company or paid fees on behalf of the Company for the amount of approximately $4,400. The amounts are recorded as due to related parites on the accompanying balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We generated revenues for the three and nine months ended September 30, 2017 and no revenue for the three and nine months ended September 30, 2016. The following table summarizes our operating expenses, and net income (loss) for all periods presented below. The Company’s operations to date have been limited to offering shares of Common Stock to investors and the collaboration arrangement with MSMSB.

The table below sets forth line items from the Company’s unaudited consolidated Statements of Operations.

	Three Months Ended
	September 30,			Percentage
	2017	2016	Inc. (Dec.)	Inc. (Dec.)
Revenue – related party	$357,547	$-	357,547	100%

Operating expenses
General and administrative	81,778	3,039	78,739	2,591%
Total operating expenses	81,778	3,039	78,739	2,591%

Income (loss) from operations	275,769	(3,039)	278,808	9,174%

Other expenses	(19)	-	(19)	100%

Income before income tax	275,750	(3,039)	278,789	9,174%

Provision for income tax	75,954	-	75,954	100%

Net income (loss)	$199,796	$(3,039)	202,835	6,674%

Three Months Ended September 30, 2017 compared with Three Months Ended September 30, 2016

Revenue: The consolidated revenue increased by $357,547, or 100%, to $357,547 for the three months ended September 30, 2017 from $nil for the three months ended September 30, 2016. The increase in revenue is from the profit sharing arrangement with MSMSB starting in April 2017, where MSNI Malaysia has agreed to contribute to the business an initial consumer database of up to 500,000 members to receive 50% of the profit generated from monspacemall.com. The profit sharing arrangement was amended on November 8, 2017, to revise the profit sharing arrangement to an amount equal to 6.5% of sales and the revision took effect retroactively as of August 1, 2017.

General and administrative: The consolidated general and administrative expenses increased by $78,739, or 2,591%, to $81,778 for the three months ended September 30, 2017 from $3,039 for the three months ended September 30, 2016. The increase was attributable to secretarial, printing and stationery fees as well as an increase in audit, filing and registration fees.

Other expenses: The consolidated other expenses increased by $19, or 100%, to $19 for the three months ended September 30, 2017 from $nil for the three months ended September 30, 2016. The increase was attributable to foreign currency transactions.

Provision for income tax: The consolidated provision for income tax increased by $75,954, or 100%, to $75,954 for the three months ended September 30, 2017 from $nil for the three months ended September 30, 2016. The increase was attributable to the tax expense payable accrued under laws of Malaysia for the three months ended September 30, 2017.

Net income (loss): Net income increased by $202,835, or 6674%, to $199,796, for the three months ended September 30, 2017 from a net loss of $3,039 for the three months ended September 30, 2016. The increase in net income was driven by revenue from the collaboration arrangement with MSMSB, offset by increases in general and administrative expenses.

	Nine Months Ended
	September 30,			Percentage
	2017	2016	Inc. (Dec.)	Inc. (Dec.)
Revenue	$383,815	$-	383,815	100%

Operating expenses
General and administrative	126,744	21,256	105,488	496%
Total operating expenses	126,744	21,256	105,488	496%

Income (loss) from operations	257,071	(21,256)	278,327	1,309%

Other expenses	(19)		(19)	100%

Income before income tax	257,052	(21,256)	278,308	1,309%

Provision for income tax	75,954	-	75,954	100%

Net income (loss)	$181,098	$(21,256)	202,354	952%

Nine Months Ended September 30, 2017 compared with Nine Months Ended September 30, 2016

Revenue: The consolidated revenue increased by $383,815, or 100%, to $383,815 for the nine months ended September 30, 2017 from $nil for the nine months ended September 30, 2016. The increase in revenue is from the profit sharing arrangement with MSMSB starting in April 2017, where MSNI Malaysia has agreed to contribute to the business an initial consumer database of up to 500,000 members to receive 50% of the profit generated from monspacemall.com. The profit sharing arrangement was amended on November 8, 2017, to revise the profit sharing arrangement to an amount equal to 6.5% of sales and the revision took effect retroactively as of August 1, 2017.

General and administrative: The consolidated general and administrative expenses increased by $105,488, or 496%, to $126,744 for the nine months ended September 30, 2017 from $21,256 for the nine months ended September 30, 2016. The increase was attributable to secretarial, printing and stationery fees as well as an increase in audit, filing and registration fees.

Other expenses: The consolidated other expenses increased by $19, or 100%, to $19 for the nine months ended September 30, 2017 from $nil for the nine months ended September 30, 2016. The increase was attributable to foreign currency transactions.

Provision for income tax: The consolidated provision for income tax increased by $75,954, or 100%, to $75,954 for the nine months ended September 30, 2017 from $nil for the nine months ended September 30, 2016. The increase was attributable to the tax expense payable accrued under laws of Malaysia for the nine months ended September 30, 2017.

Net income(loss): Net income increased by $202,354, or 952%, to $181,098 for the nine months ended September 30, 2017 from a net loss of $21,256 for the nine months ended September 30, 2016. The increase in net income was driven by revenue from the collaboration arrangement with MSMSB, offset by increases in general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2017, we had a cash balance of $21,426. During the nine months ended September 30, 2017, we used approximately $68,900 in cash for operating activities and were provided with approximately $17,300 through financing activities. We estimate that based on current plans and assumptions, our available working capital will be sufficient to satisfy our cash requirements under our present operating expectations for up to 12 months. However, the Company’s working capital resource significantly relies on the operation of a website controlled by a related party from a collaborative arrangement. Accordingly, the Company’s continuation as a going concern is also dependent on its ability to execute its operational plan to diversify its sources of cash flows from operations.

Our company may, from time to time, receive continued funding and capital resources from related parties. However, as of the date of this Form 10-Q, such related parties do not have any existing obligation to advance funds or working capital to support our business, nor can our company rely on any advance funds from such related parties. Other than working capital, we presently have no other alternative source of working capital. We may not have sufficient working capital to fund the expansion of our operations. We may still need to raise significant additional capital to fund our operating expenses, pay our obligations, and grow our company given that our resource of working capital is mainly from a related party transaction. We anticipate we will remain profitable. However, our future operations may be dependent on our ability to diversify operations and secure additional financing. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, a downturn in the U.S. equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.

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

Foreign Currency

An entity’s functional currency is the currency of the primary economic environment in which it operates and is generally the currency in which the business generates and expends cash. The Company has determined that the functional currency of the Company is U.S. Dollars. MSNI Malaysia, whose functional currency is the Malaysian Ringgit, and MSNI HK, whose functional currency is the Hong Kong Dollar, translate their assets and liabilities into U.S. dollars at the exchange rates in effect as of the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average exchange rates for the year. Translation adjustments are included in accumulated other comprehensive income (loss), a separate component of equity. Foreign exchange gains and losses included in net income result from foreign exchange fluctuations on transactions denominated in a currency other than an entity’s functional currency.

Revenue Recognition

Revenues consist of profit sharing revenues from a collaboration agreement with MSMSB. The Company recognizes revenue when it receives the monthly invoice and record from MSMSB showing products are shipped, and all risks and rewards of ownership have been transferred to third-party customers.

Contractual Obligations

We do not have any contractual obligations at this time.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4.	Controls and Procedures.

Disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective as of September 30, 2017 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure for the reason described below.

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

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.	Exhibits.

Exhibit Number	Description

10.1*	Revised Collaboration Agreement by and among MSNI (M) Sdn Bhd and Monspacemall Bhd dated November 8, 2017
21.1*	List of Subsidiary
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

* Incorporated by reference to the exhibits to our current report on Form 8-K filed with the SEC on November 13, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mon Space Net Inc.

Date: November 20, 2017	By:	/s/ Lai Chuai Suang
Lai Chuai Suang
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)